Form 10-K
period 1999-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 1999 ALS3
filed 2000-03-31
CIK 1094232

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

______________________ or

[ ] Transition Report Pursuant to Section 13 or 15d of the Securities Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-68513-08

   Structured Asset Securities Corporation
(Exact name of registrant as specified in its charter)

   Delaware                             74-2440850
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

200 Vesey Street
New York, New York                                   10285

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 526-5594

   Securities registered pursuant to Section 12(b) of the Act
         NONE
   Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X Yes               No


                                       PART I

Item 2.  Properties
   Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters There were four (4) participants in the DTC system holding positions in the Cede certificates.
   The following were Noteholders and Certificateholders of record as of the end of the reporting year.
   Mortgage Pass-Through Certificates:
   Series 1999-ALS3 Class 1-CB       Cede & Co.
   Series 1999-ALS3 Class 1-PO       Cede & Co.
   Series 1999-ALS3 Class 2-NC       Cede & Co.
   Series 1999-ALS3 Class 2-PO       Cede & Co.
   Series 1999-ALS3 Class B-1        Cede & Co.
   Series 1999-ALS3 Class B-2        Cede & Co.
   Series 1999-ALS3 Class B-3        Cede & Co.
   Series 1999-ALS3 Class B-4        TFINN & Co.
                                     c/o Chemical Bank, Dept 6583
                                     P O Box 50000
                                     Newark, NJ 07101
   Series 1999-ALS3 Class B-5        TFINN & Co.
   Series 1999-ALS3 Class B-6        TFINN & Co.


   There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
   The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
   Cede & Co.
   c/o The Depository Trust Company
   Seven Hanover Square
   New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
   There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1.  Not Applicable
         2.  Not Applicable
         3.  Exhibits
              99.1  Annual Summary Statement
              99.2  Annual Statement as to Compliance.
              99.3  Annual Independent Public
                       Accountant's Servicing Report.

   (b)   Reports on Form 8-K
   The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
   September 27, 1999, October 25, 1999, November 26, 1999;
   and December 27, 1999.


   (c)    See (a) 3 above

   (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Structured Asset Securities Corporation
   Mortgage Pass-Through Certificates Series 1999-ALS3

   /s/  Eve Kaplan, Vice President
      US Bank



Date: March 31, 2000


                      EXHIBIT INDEX

   Exhibit Number     Description
            99.1      Annual Summary Statement
            99.2      Annual Statement of Compliance
            99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

   Structured Asset Securities Corporation
   Mortgage Pass-Through Certificates Series 1999-ALS3
              Summary of Aggregate Amounts or End of Year Amounts

   Pool Balance                       235,492,203.83
   Principal          Collections      15,676,447.92
   Realized Loss                                0.00
   Interest           Collections       7,628,870.85
   Servicer           Fees                205,556.27
   Trustee            Fees                  5,960.40
   Master             Fees                 16,444.70




                      Number         Stated Principal Bal
   31-60 days                      73   21,383,079.35
   61-90 days                       5      938,666.07
   91+ days                         1      204,624.76
   Foreclosures                     1       91,942.81
   REO Properties                   0            0.00



   Certificate        Balance        Interest        Principal

   Class 1-CB          79,680,748.00    1,978,813.92  4,011,252.00
   Class 1-PO             339,981.49            0.00      7,076.51
   Class 2-NC         137,866,443.57    3,435,937.04  6,975,556.43
   Class 2-PO             923,328.72            0.00     13,301.28
   Class B-1            9,771,088.38      236,497.36     23,911.62
   Class B-2            4,508,965.75      109,134.05     11,034.25
   Class B-3            2,880,949.80       69,729.89      7,050.20
   Class B-4            1,377,628.69       33,343.83      3,371.31
   Class B-5            1,001,549.02       24,241.27      2,450.98
   Class B-6            1,758,559.67       42,563.80      4,303.51

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
   To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
   To be supplied upon receipt by the Trustee